Form 10-K
period 2007-12-31
Morgan Stanley Home Equity Loan Trust 2007-2
filed 2008-03-28
CIK 1393674

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130694-24

      Morgan Stanley Home Equity Loan Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley ABS Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Morgan Stanley Mortgage Capital Holdings LLC, successor-in-interest by merger to Morgan Stanley Mortgage Capital Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199210
  (State or other jurisdiction of         54-2199211
  incorporation or organization of        54-2199212
  issuing entity)                         54-2199213
                                          54-2199214
                                          54-6760641
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
   (Address of principal executive              (Zip Code of issuing
   offices of issuing entity)                   entity)


 Issuing entity's telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

    See Item 15(a).





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Morgan Stanley Capital Services Inc. provides an interest rate cap agreement and an interest rate swap agreement for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the interest rate cap agreement and the interest rate swap agreement is less than 10%



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding First NLC Financial Services, LLC

Pursuant to a Form 8-K filed on January 18, 2008 by Friedman, Billings, Ramsey Group, Inc. ("FBR") (Commission File No. 000-50230; CIK No. 0001209028), the parent of First NLC Financial Services, LLC ("FNLC"), one of the original loan sellers, FBR stated on January 11, 2008 FNLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

Legal Proceedings Regarding Accredited Home Lenders, Inc.

As disclosed in a 424(b)(5) filed on April 2, 2007, Accredited Home Lenders Inc. ("Accredited") stated that in December 2002, Accredited was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which Accredited does business and the common law of unjust enrichment. The complaint alleges that Accredited has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid Accredited to pay, or reimburse Accredited's payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant. On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to Accredited for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to Accredited and the amount Accredited paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to Accredited for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid Accredited and the amount Accredited paid the third party. The court conditioned its order limiting the statutory consumer fraud act claims to claimants in the State of Illinois on the outcome of a case pending before the Illinois Supreme Court in which one of the issues is the propriety of certifying a nationwide class based on the Illinois Consumer Fraud and Deceptive Business Practices Act. That case has now been decided in a manner favorable to Accredited's position, and, in light of this ruling, Accredited intends to petition the Illinois Supreme Court for a supervisory order reversing the lower court's class certification decision, the lower court having denied Accredited's motion for reconsideration of (a) the court's order granting class certification and (b) the court's denial of Accredited's request for leave to take an interlocutory appeal of such order. There has not yet been a ruling on the merits of either the plaintiffs' individual claims or the claims of the class, and Accredited intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, that may result is not presently determinable, but Accredited does not believe it will have a material adverse effect on its business.

In January 2004, Accredited was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of Accredited, and the complaint alleges that Accredited violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys' fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. Accredited has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. Subject to court approval, the parties have agreed to a settlement with respect to the named plaintiffs and with respect to a class of current and former Accredited employees which the parties will jointly request the court to certify. The amount payable by Accredited under the settlement is not material to Accredited's financial condition.

In September 2005, Accredited and Accredited Home Lenders Holding Company ("AHLHC") were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by Accredited. The plaintiff seeks to recover, on behalf of herself and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On January 4, 2006, plaintiff re-filed the action in response to the court's December 9, 2005, decision granting Accredited's and AHLHC's motion to (1) dismiss with prejudice plaintiff's claim that Accredited's offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff's request for declaratory and injunctive relief, and (3) sever plaintiff's claims as to Accredited and AHLHC from those made against other defendants unaffiliated with Accredited or AHLHC. Plaintiff's remaining claim is that Accredited's offer of credit did not meet FCRA's "firm offer" requirement. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff's individual claims or the claims of the putative class, and Accredited and AHLHC intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited.

In March 2006, Accredited was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George's County, Maryland. The complaint alleges that Accredited's origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the "SMLL") and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On April 13, 2006, Accredited removed the action to the United States District Court, District of Maryland. On May 15, 2006, Accredited filed a motion to dismiss plaintiffs' second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that Accredited's origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On January 16, 2007, Accredited filed a motion to dismiss this new claim on the basis that the SMLL's prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act. The court has not yet ruled on this motion. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff's remaining individual claims or the remaining claims of the putative class, and Accredited intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but Accredited does not believe it will have a material adverse effect on its business.

In October 2006, by virtue of the merger of AHLHC and Aames Investment Corporation ("AIC"), and the related merger of certain subsidiaries of AHLHC and AIC, AHLHC and certain of its subsidiaries succeeded to the litigation interests of AIC and certain of its subsidiaries. Two of those matters, Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), are class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced above. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs' individual claims or the claims of the putative class, and AHLHC and each affected subsidiary intend to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited.

In October 2006, as a result of the merger referenced above, Accredited succeeded to the position of Aames Funding Corporation ("AFC") under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution's requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff's individual claims or the claims of the putative class, and Accredited intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited.

In February 2007, Accredited acknowledged service of a class action complaint, Sierra v. Aames Home Loan, brought in the Superior Court for Los Angeles County, California. As a result of the merger referenced above, Accredited has succeeded to the interest of Aames Home Loan (a trade name of AFC) in this lawsuit. The named plaintiff is a former commissioned loan officer of AFC, and the complaint alleges that AFC violated state law by requiring the plaintiff to work overtime without compensation. The plaintiff seeks to recover, on behalf of himself and other similarly situated employees, the allegedly unpaid overtime, general damages, multiple statutory penalties and interest, attorneys' fees and costs of suit. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiffs' individual claims or the claims of the putative class, and Accredited intends to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but Accredited does not believe it will have a material adverse effect on its business.

In March 2007, Accredited was served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff's individual claims or the claims of the putative class, and Accredited intends to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but Accredited does not believe it will have a material adverse effect on its business.

In March 2007, a class action complaint, Atlas v. Accredited Home Lenders Holding Co., et al., was filed in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws. AHLHC is aware that one or more similar securities class actions have also recently been filed against it, but AHLHC has not yet been served the Atlas complaint or any of the other actions. AHLHC intends to vigorously defend Atlas and the similar actions when and if they are served. The ultimate outcome of these matters and the amount of liability, if any, which may result, is not presently determinable, but AHLHC does not believe these actions will have a material adverse effect on its business.

Accredited has accrued for loss contingencies with respect to the foregoing matters to the extent it is probable that a liability has been occurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Management does not deem the amount of such accrual to be material.

In addition, because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various legal proceedings in the ordinary course of business related to foreclosures, bankruptcies, condemnation and quiet title actions, and alleged statutory and regulatory violations. We are also subject to legal proceedings in the ordinary course of business related to employment matters. We do not believe that the resolution of these lawsuits will have a material adverse effect on our financial position or results of operations.

Legal Proceedings Regarding Countrywide Financial Corporation

Pursuant to a Form 10-K filed by Countrywide Financial Corporation ("the Company") on February 29, 2008 (Commission File No. 001-8422; CIK No. 0000025191), the parent of Countrywide Home Loan Servicing LP, one of the servicers, the Company stated that various lawsuits alleging claims for derivative relief on behalf of the Company and securities, retirement plan, and other class action suits have recently been brought against us and certain current and former officers, directors and retirement plan administrators in either federal district court in Los Angeles, California, or state superior court in Los Angeles, or state court in Delaware. The Company stated that among other things, these lawsuits allege breach of state law fiduciary duties and violation of the federal securities laws and the Employee Retirement Income Security Act of 1974 ("ERISA"). The Company stated that these cases allege, among other things, that the Company did not disclose complete and accurate information about mortgage lending practices and financial condition. The Company stated that shareholder derivative cases brought in federal court are brought on the Company's behalf and do not seek recovery of damages from the Company.

The Company stated that two consolidated cases alleging claims for derivative relief on behalf of the Company are also pending in federal district court in Delaware, and allege, among other things, that certain of the Company's proxy filings contain incorrect statements relating to the compensation of the Chief Executive Officer.

The Company stated that various class action lawsuits relating to the proposed merger with Bank of America have been filed in the state courts of California and Delaware on behalf of a proposed class of shareholders against the Company, the Company's directors and Bank of America. The Company stated that the class action lawsuits filed in state court in California have been removed to federal court in Los Angeles and that these lawsuits allege that the Company's directors breached their fiduciary duties to the Company's shareholders by entering into the merger agreement with Bank of America and that Bank of America allegedly aided and abetted those alleged breaches. The Company stated that, similarly, the plaintiffs in the shareholder derivative lawsuits brought in California state and federal court recently have amended their complaints to add similar class action allegations relating to the proposed merger with Bank of America.

The Company stated that it is difficult to predict the resulting outcome of these proceedings, particularly where investigations and proceedings are in early stages. The Company stated that given the inherent difficulty in predicting the outcome of legal proceedings, the Company cannot estimate losses or ranges of losses for legal proceedings where there is only a reasonable possibility that a loss may be incurred, such as those discussed in the two immediately preceding paragraphs. The Company stated that it provides for potential losses that may arise out of legal proceedings to the extent such losses are deemed probable and can be estimated. The Company stated that although the ultimate outcome of the legal proceedings discussed above cannot be ascertained at this time, the Company believes that any resulting liability will not materially affect the consolidated financial position; such resolution, however, could be material to operating results for a particular future period depending upon the outcome of the proceedings and the operating results for a particular period. The Company stated that its assessment is based, in part, on the existence of insurance coverage.

Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services' motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Legal Proceedings Regarding Saxon Mortgage Services, Inc.

Because Saxon Mortgage Services, Inc. (the "Company") and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

The Company and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the following matters are potentially material to the financial condition of the Company.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. At the present time, neither plaintiff has initiated arbitration.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG. The plaintiffs filed an Amended Complaint on October 9, 2007 naming the Company as a defendant. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. The Company services two loans for putative class members. The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones's. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's affiliate, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filed on April 2, 2007 (Commission File No. 333-130694-24).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3) Exhibits filed herewith.

  (4) Pooling and Servicing Agreement, dated as of March 1, 2007, by and among Morgan Stanley ABS Capital I Inc., as depositor, Countrywide Home Loans Servicing LP, as a servicer, Saxon Mortgage Services, Inc., as a servicer, Wells Fargo Bank, National Association, as master servicer, securities administrator and a servicer, First NLC Financial Services, LLC, as responsible party and Deutsche Bank National Trust Company, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 18, 2007 (Commission File No. 333-130694-24) and is incorporated by reference herein.)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.4 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.5 Saxon Mortgage Services, Inc. as Servicer
    33.6 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.4 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.5 Saxon Mortgage Services, Inc. as Servicer
    34.6 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 Saxon Mortgage Services, Inc. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Home Equity Loan Trust 2007-2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of March 1, 2007, by and among Morgan Stanley ABS Capital I Inc., as depositor, Countrywide Home Loans Servicing LP, as a servicer, Saxon Mortgage Services, Inc., as a servicer, Wells Fargo Bank, National Association, as master servicer, securities administrator and a servicer, First NLC Financial Services, LLC, as responsible party and Deutsche Bank National Trust Company, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 18, 2007 (Commission File No. 333-130694-24) and is incorporated by reference herein.)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Countrywide Home Loans Servicing LP as Servicer
    33.2 Deutsche Bank National Trust Company as Trustee
    33.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.4 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.5 Saxon Mortgage Services, Inc. as Servicer
    33.6 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Countrywide Home Loans Servicing LP as Servicer
    34.2 Deutsche Bank National Trust Company as Trustee
    34.3 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.4 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.5 Saxon Mortgage Services, Inc. as Servicer
    34.6 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.7 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator


   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 Saxon Mortgage Services, Inc. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
